Form 10-K
Merrill Lynch Mortgage Investors Trust, Series 2007-MLN1
filed 2008-03-28
CIK 1392927

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-140436-03

            Merrill Lynch Mortgage Investors Trust, Series 2007-MLN1 (Exact name of Issuing Entity as specified in its Charter)

                      Merrill Lynch Mortgage Investors, Inc.
           (Exact name of depositor as specified in its Charter)

                     Merrill Lynch Mortgage Lending, Inc.
             (Exact name of sponsor as specified in its Charter)

                                                            26-0233678
                                                            26-0233728
                                                            26-0233796
                   New York                                 20-7412409
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)


c/o Deutsche Bank National Trust Company as Trustee
     1761 East St. Andrew Place, Santa Ana CA                  92705
     (Address of principal executive offices               (Zip Code of
              of issuing entity)                           issuing entity)

            Issuing Entity's telephone number, including area code:
                               (714) 247-6000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company"in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]     Smaller reporting company [  ]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     See Item 15.

                                     PART I

     ITEM 1.  Business.

     Omitted.

     ITEM 1A.  Risk Factors.

     Omitted.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Omitted.

     ITEM 3.  Legal Proceedings.

     Omitted.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Omitted.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Omitted.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Omitted.

     ITEM 9A.  Controls and Procedures.

     Omitted.

     ITEM 9A(T).  Controls and Procedures.

     Omitted.

     ITEM 9B. Other Information.

     None.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Omitted.

     ITEM 11.  Executive Compensation.

     Omitted.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Omitted.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Omitted.

     ITEM 14.  Principal Accounting Fees and Services.

     Omitted.

              ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial
     Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)2 of Regulation AB, Significant Enhancement Provider Financial Information.

     No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

     Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

     The significance percentages of the derivative transactions entered into on behalf of the issuing entity are less than 10%.

     Item 1117 of Regulation AB, Legal Proceedings.

     The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     The information regarding this item has been previously filed in a 424(b)(5) filing dated April 27, 2007.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     See Exhibit 33 and 34.

     In this transaction, LaSalle Bank National Association ("LaSalle") served as custodian. Please note that the material instance of noncompliance disclosed on LaSalle's Report on Assessment of Compliance with Servicing Criteria for 2007 is not related to any of LaSalle's duties as custodian on this transaction.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.

                                     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3)

         4.1 Pooling and Servicing Agreement, dated as of April 1, 2007, among Merrill Lynch Mortgage Investors, Inc., as depositor, Wilshire Credit Corporation, as servicer, and Deutsche Bank National Trust Company, as trustee. (filed as an exhibit to Form 8-K on May 11, 2007)

         10.1 Mortgage Loan Purchase Agreement, dated as of April 1, 2007, between Merrill Lynch Mortgage Lending, Inc., as seller, and Merrill Lynch Mortgage Investors, Inc., as purchaser. (filed as an exhibit to Form 8-K on May 11, 2007)

        Exhibit 31 Section 302 Certification.

        Exhibit 33.1 Wilshire Credit Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007. (Servicer)

        Exhibit 33.2 LandAmerica Tax and Flood Services, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.3 ZC Sterling Insurance Agency, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.4 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2007. (Trustee)

        Exhibit 33.5 LaSalle Bank National Association's Annual Report on Assessment of Compliance for Year End December 31, 2007. (Custodian)

        Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wilshire Credit Corporation's Report for Year End December 31, 2007.

        Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for LandAmerica Tax and Flood Services, Inc.'s Report for Year End December 31, 2007.

        Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for ZC Sterling Insurance Agency, Inc.'s Report for Year End December 31, 2007.

        Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report for Year End December 31, 2007.

        Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for LaSalle Bank National Association's Report for Year End December 31, 2007.

        Exhibit 35.1 Wilshire Credit Corporation's Annual Statement of Compliance for Year End December 31, 2007.

     (b) See (a) above.

     (c) Not Applicable.






                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             By: Wilshire Credit Corporation
                                 as Servicer on behalf of the Registrant


                                      By: /s/ Ken Frye
                                      Name: Ken Frye
                                      Tile: Senior Vice President Loan
                                            Servicing
                                           (Senior Officer in Charge of
                                           the servicing function of the
                                           Servicer)






     Date: March 27, 2008

     EXHIBIT INDEX

     Exhibit Document

(Exhibits incorporated by reference were referenced here)

        Exhibit 31 Section 302 Certification.

        Exhibit 33.1 Wilshire Credit Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007. (Servicer)

        Exhibit 33.2 LandAmerica Tax and Flood Services, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.3 ZC Sterling Insurance Agency, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.4 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2007. (Trustee)

        Exhibit 33.5 LaSalle Bank National Association's Annual Report on Assessment of Compliance for Year End December 31, 2007. (Custodian)

        Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wilshire Credit Corporation's Report for Year End December 31, 2007.

        Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for LandAmerica Tax and Flood Services, Inc.'s Report for Year End December 31, 2007.

        Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for ZC Sterling Insurance Agency, Inc.'s Report for Year End December 31, 2007.

        Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report for Year End December 31, 2007.

        Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for LaSalle Bank National Association's Report for Year End December 31, 2007.

        Exhibit 35.1 Wilshire Credit Corporation's Annual Statement of Compliance for Year End December 31, 2007.